Form 10-K
ADVANTA MORTGAGE LOAN TRUST 1997-4
filed 1999-04-01
CIK 1050923

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of
         THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1998

                                     OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from________________to_______________.
Commission file number 33-37107-01

ADVANTA Mortgage Loan Trust 1997-4

New York                      33-0788442
   (State of other jurisdictio        (IRS Employer
    incorporation or organizat           Identification No.)

c/o Bankers Trust Company
4 Albany Street
New York, NY   10015

Registrant's telephone number, including area code:  (212) 250-2500

Securities registered pursuant to Section 12(b) of the Act.

Title of each class                           Name of each exchange on
                                                        which registered:
     None                                           None

Securities registered pursuant to Section 12(g) of the Act:
     None
                              (Title of class)

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes             X               No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ($ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of specified date within 60 days prior to the date of filing:

$618,114,455.55

Documents Incorporated by Reference:  Not Applicable


PART 1

ITEM 1 - BUSINESS

The ADVANTA Mortgage Loan Trust 1997-4, (the "Trust" or "Issuer") is a New York common law trust established as of December 1, 1997, pursuant to a Pooling and Servicing Agreement (the "Pooling and Servicing Agreement") between ADVANTA Mortgage Conduit Services, Inc. as sponsors (the "Sponsor") and ADVANTA Mortgage Corp. USA as Master
Servicer (the "Master Servicer") (together, the "Companies") and Bankers Trust Company, acting thereunder not in its individual capacity but solely as trustee (the "Trustee"). The Issuer's only purpose is the issuance of $900,000,000.00 principal amount of ADVANTA Mortgage Loan Asset-
Backed Certificates, Series 1997-4, Class A-1, Class A-2, Class A-3, Class A-4, Class A-5, Class A-6, Class A-7, Class A-8, Class A-9, Class M-1,
Class M-2 and Class B-1, (the "Certificates") and the subordinated residual certificates pursuant to the Pooling and Servicing Agreement.
On December 18, 1997, the Sponsor sold $900,000,000.00 aggregate principal amount of mortgage loans (the "Mortgage Loans"), to the Issuer in exchange for the Certificates, and sold the Certificates pursuant to a public offering, the underwriting of which was co-managed by Lehman Brothers, J.P. Morgan & Co., Morgan Stanley Dean
Witter & Prudential Securities Incorporated. The Mortgage Loans and the distributions thereon, along with certain insurance proceeds, certain proceeds obtained on foreclosure and any investment income earned thereon are the only significant assets of the Issuer. The Certificates represent obligations solely of the Issuer. The Certificates were registered under a Registration Statement (file no. 333-37107) on Form S-3 declared effective on October 30, 1997.

ITEM 2 - PROPERTIES

The Issuer neither owns nor leases any physical properties.

ITEM 3 - LEGAL PROCEEDINGS

The Master Servicer is not aware of any material pending legal proceedings involving either the Issuer, the Trustee, the Sponsor or the Master Servicer with respect to the Certificates or the Issuer's property.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter has been submitted to a vote of the holders of beneficial interests in the Issuer through the solicitation of proxies or otherwise.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCK-
HOLDER MATTERS

The Trust is not an issuer of common stock in a corporation, although the Certificates represent equity interest that has voting rights. The equity of the Trust consists of the beneficial or ownership interest therein for which, to the best knowledge of the Master Servicer, there is no established public trading market.

As of March 4, 1999, there were approximately 6 holders of the Class A-1 Certificates, 10 holders of the Class A-2 Certificates, 3 holders of the Class A-3 Certificates, 22 holders of the Class A-4 Certificates, 10 holders of the Class A-5 Certificates, 1 holder of the Class A-6 Certificates,
12 holders of the Class A-7 Certificates, 7 holders of the Class A-8 Certificates, 3 holders of the Class A-9 Certificates, 2 holders of the Class A-IO Certificates, 1 holder of the Class B-1 Certificates, 8 holders of the Class M-1 Certificates, and 2 holders of the Class M-2 Certificates. The number of the holders includes individual participants in security position listings. As of December 28, 1998, 12 monthly distributions had been made to the holders of the Certificates.

ITEM 6 - SELECTED FINANCIAL DATA

Not applicable.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATION

On December 18, 1997, the Issuer issued $146,039,000.00 aggregate principal amount of Class A-1 Certificates having an adjustable rate, and $91,159,000.00 aggregate principal amount of Class A-2 Certificates having a pass-thru rate of 6.53% per annum, $33,579,000 aggregate principal amount of Class A-3 Certificates having a pass-thu rate of 6.55% per annum, $59,837,000 aggregate principal amount of Class A-4 Certificates having a pass-thru rate of 6.66% per annum, $15,601,000 aggregate principal amount of Class A-5 Certificates having a pass-thru rate of 6.72% per annum, $41,285,000 aggregate principal amount of Class A-6 Certificates having a pass-thru rate of 7.10% per annum, $50,000,000 aggregate principal amount of Class A-7 Certificates having a pass-thru rate of 6.63% per annum, $98,000,000 aggregate principal amount of Class A-8 Certificates having an adjustable rate, $302,000,000 aggregate principal amount of Class A-9 Certificates having an adjustable rate, $17,500,000 aggregate principal amount of Class M-1 Certificates having a pass-thru rate of 7.04% per annum, $30,000,000 aggregate principal amount of Class M-2 Certificates having a pass-thru rate of 7.24% per annum, $15,000,000 aggregate principal amount of Class B-1 Certificates having a pass-thru rate of 7.54% per annum, which are collateralized by Mortgage Loans. The sale of the Mortgage Loans to the Issuer, the issuance of the Certificates and the simultaneous delivery of the Certificates to the Companies for sale pursuant to a public offering, the underwriting of which was co-managed by Lehman Brothers, J.P. Morgan & Co., Morgan Stanley Dean Witter, and Prudential Securities Incorporated has been accounted for as a sale of the Certificates. The value of the Certificates issued by the Issuer equaled the value of the Mortgage Loans conveyed to the Issuer by the Companies, plus funds held in the Prefunding Account (if any) and subsequently used to acquire additional mortgage loans. Accordingly, there was no income, expense, gain or loss resulting from the aforementioned transaction.

CAPITAL RESOURCES AND LIQUIDITY

The Issuer's primary sources of funds with respect to the Certificates will be receipts of interest on and principal of the Mortgage Loans, along with certain insurance proceeds, certain proceeds obtained on foreclosure and any investment income earned thereon. The respective management's of the Companies believe that the Issuer will have sufficient liquidity and capital resources to pay all amounts on the Certificates as they become due and all other anticipated expenses of the Issuer. The Issuer does not have, nor will it have in the future, any significant source of capital for payment of the Certificates and its operating expenses other than the receipt of interest on and principal of the mortgage loans, certain insurance proceeds and certain proceeds obtained on foreclosure and any payments made by the Certificate Insurer. The Issuer is a limited purpose trust. The Certificates represent obligations solely of the Issuer.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Not applicable.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes of accountants or disagreements on accounting or financial disclosures between the Issuer and its accountants.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Issuer does not have any directors or officers.

ITEM 11 - EXECUTIVE COMPENSATION

Not applicable.See "Item 10-Directors and Executive Officers of the Registrant".

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following table sets forth (i) the name and address of each entity owning more than 5% of the outstanding principal amount of the ADVANTA
Mortgage Loan Asset-Backed Certificates, Series 1997-4, Class A-1 Certificates, Class A-2 Certificates, Class A-3 Certificates, Class A-4 Certificates, Class A-5 Certificates, Class A-6 Certificates, Class A-7 Certificates, Class A-8 Certificates, Class A-9 Certificates, Class A-IO Certificates, Class B-1 Certificates, Class B-2 Certificates, and Class M-1 Certificates; (ii) the principal amount of the Class A-1 Certificates, Class A-2 Certificates, Class A-3 Certificates, Class A-4 Certificates, Class A-5 Certificates, Class A-6 Certificates, Class A-7 Certificates, Class A-8 Certificates, Class A-9 Certificates, Class A-IO Certificates, Class B-1 Certicates, Class M-1 Certificates, or Class M-2 Certificates and (iii) the percent that the principal amount of Class A-1 Certificates, Class A-2 Certificates, Class A-3 Certificates, Class A-4 Certificates, Class A-5 Certificates, Class A-6 Certificates, Class A-7 Certificates, Class A-8 Certificates, Class A-9 Certificates, Class A-IO Certificates, Class B-1 Certificates, Class M-1 Certificates or Class M-2 Certificates owned represents of the outstanding principal amount of the Class A-1 Certificates, Class A-2 Certificates, Class A-3 Certificates, Class A-4 Certificates,
Class A-5 Certificates, Class A-6 Certificates, Class A-7 Certificates,
Class A-8 Certificates, Class A-9 Certificates, Class A-IO Certificates, Class B-1 Certificates, Class M-1 Certificates, or Class M-2 Certificates, respectively. The information set forth in the table is based upon information obtained by the Issuer from Depository Trust Company.
The Master Servicer is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Certificates.

                                Amount Owned
                              (All Dollar Amounts are in Thousands)
Name and Address                 Principal        Percent

Class A-1 Certificates
Bank of New York
c/o Diana Karenbauer
925 Patterson Plank Road
Secaucus, NJ 07094                                      28.27%

Boston Safe Deposit and Trust Company
c/o Mellon Bank N.A.
Three Mellon Bank Center, Room 153-3015
Pittsburgh, PA 15259                                    19.65%

Bankers Trust Company
c/o BT Services Tennessee, Inc.
648 Grassmere Park Drive
Nashville, TN                                           13.46%

Chase Manhattan Bank
Orma Trim, Supervisor
4 New York Plaza, 13th Floor
New York, NY 10004                                      34.24%

Class A-2 Certificates
Boston Safe Deposit and Trust Company
c/o Mellon Bank N.A.
Three Mellon Bank Center, Room 153-3015
Pittsburgh, PA 15259                                    12.83%

Chase Manhattan Bank
Orma Trim, Supervisor
4 New York Plaza, 13th Floor
New York, NY 10004                                      71.70%

First Union National Bank
Joyce Osborne, AVP
1525 West WT Harris Blvd 3A4
Charlotte, NC 28288                                     11.30%

Class A-3 Certificates
Bankers Trust Company
c/o BT Services Tennessee, Inc.
648 Grassmere Park Drive
Nashville, TN                                           41.93%

Chase Manhattan Bank / Chemical
4 New York Plaza
Proxy Department 13th Floor
New York, NY 10004                                      35.74%

First Union National Bank
Joyce Osborne, AVP
1525 West WT Harris Blvd 3A4
Charlotte, NC 28288                                     22.33%

Class A-4 Certificates
Bank of New York
Diana KarenBauer
925 Patterson Plank Rd
Secaucus, NJ 07094                                      23.98%

Boston Safe Deposit & Trust Co
c/o Mellon Bank NA
Three Mellon Bank Ctr, Rm 153-3015
Pittsburgh, PA 15259                                     8.97%

Chase Manhattan Bank / Chemical
4 New York Plaza
Proxy Department 13th Floor
New York, NY 10004                                      26.85%

Citibank, NA
Marta Hoosain
PO Box 30576
Tampa, FL 33630-3576                                     5.32%

Morgan Stanley & Co, Inc
Launa McAfee
One Perrepont Plaza, 7th Floor
Brooklyn, NY 11201                                      14.16%

State Street Bank & Trust Company
Global Corp Action Dept JAB5W
PP Box 1631
Boston, MA 02105-1631                                    8.36%

Class A-5 Certificates
Bank of New York
Diana KarenBauer
925 Patterson Plank Rd
Secaucus, NJ 07094                                      32.05%

Boston Safe Deposit & Trust Co
c/o Mellon Bank NA
Three Mellon Bank Ctr, Rm 153-3015
Pittsburgh, PA 15259                                    37.05%

LaSalle National Bank
c/o ADP Proxy Services
51 Mercedes Way
Edgewood, NY 11717                                       8.75%

Northern Trust Company
Jarvis A McKee
801 S Canal C-IN
Chicago, IL 60607                                        8.66%

Class A-6 Certificates
Citibank, NA
Marta Hoosain
PO Box 30576
Tampa, FL 33630-3576                                   100.00%

Class A-7 Certificates
Bank of New York
Diana KarenBauer
925 Patterson Plank Rd
Secaucus, NJ 07094                                      11.68%

Bankers Trust Company
c/o BT Services Tennessee Inc
648 Grassmere Park Drive
Nashville, TN 37211                                      8.29%

Boston Safe Deposit & Trust Co
c/o Mellon Bank NA
Three Mellon Bank Ctr, Rm 153-3015
Pittsburgh, PA 15259                                     9.87%

Norwest Bank Minnesota, NA
John Kemper
733 Marquette Avenue
Minneapolis, MN 55479-0056                              44.21%

US Bank National Association
MPFP 1603 Proxy Unit
601 Second Avenue South
Minneapolis, MN 55402                                   19.90%

Class A-8 Certificates
Bankers Trust Company
c/o BT Services Tennessee Inc
648 Grassmere Park Drive
Nashville, TN 37211                                     19.36%

Boston Safe Deposit & Trust Co
c/o Mellon Bank NA
Three Mellon Bank Ctr, Rm 153-3015
Pittsburgh, PA 15259                                    26.53%

Chase Manhattan Bank
Norma Trim, Supervisor
4 New York Plaza, 13th Floor
New York, NY 10004                                       5.46%

Prudential Securities Incorporated
c/o ADP Proxy Services
51 Mercedes Way
Edgewood, NY 11717                                       5.10%

Republic National Bank of NY
Anthony Pla
One Hanson Place, Lower Level
Brooklyn, NY 11243                                      34.18%

State Street Bank & Trust Co
Global Corp Action Dept JAB5W
PP Box 1631
Boston, MA 02105-1631                                    7.84%

Class A-9 Certificates
Chase Manhattan Bank
Norma Trim, Supervisor
4 New York Plaza, 13th Floor
New York, NY 10004                                      16.56%

DB Clearing Services
Lou Pagnotta
175 Water Street
New York, NY 10038                           2          70.61%

Norwest Bank Minnesota, NA
John Kemper
733 Marquette Avenue
Minneapolis, MN 55479-0056                              12.83%

Class A-I0 Certificates
FUNB - Phila Main
Marge Rozelle, FC1-9-81-48
530 Walnut Street
Philadelphia, PA 19101                                  50.00%

State Street Bank & Trust Co
Global Corp Action Dept JAB5W
PP Box 1631
Boston, MA 02105-1631                                   50.00%

Class B-1 Certificates
Citibank, NA
Marta Hoosain
PO Box 30576
Tampa, FL 33630-3576                                   100.00%

Class M-1 Certificates
Bank of New York
Diana Karenbauer
925 Patterson Plank Rd
Secaucus, NJ 07094                                      12.43%

Bankers Trust Company
c/o BT Services Tennessee Inc
648 Grassmere Park Drive
Nashville, TN 37211                                      9.14%

Comerica Bank
Tom Deboever
Cap.Chg./Proxy 7CBB/MC 3530
Detroit, MI 48275-3530                                   5.43%

INV BK/INST Trust
Joseph Buckley
200 Clarendon Street
Boston, MA 02116                                        16.14%

Investors Bank & Trust/MF Custody
200 Clarendon Street
15th FL Hancock Tower
Boston, MA 02116                                         7.43%

Northern Trust Company
Jarvis A. McKee
801 S. Canal C-IN
Chicago, IL 60607                                       15.00%

State Street Bank & Trust Co
Global Corp Action Dept JAB5W
PP Box 1631
Boston, MA 02105-1631                                   30.14%

Class M-2 Certificates
Citibank, NA
Marta Hoosain
PO Box 30576
Tampa, FL 33630-3576                                    50.00%

Star Bank, NA Cincinnati
PO Box 1118
Mail Location 6120
Cincinnati, OH 45201-1118                               50.00%

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None


PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
ON FORM 8-K

(a)     The following documents are filed as part of this report:
              1.   Financial Statements:    Not applicable.
              2.   Financial Statement Schedules:    Not applicable.
              3.   Exhibits:   As the Issuer was established as of December 1,
1997, the Master Servicer was obligated to prepare an Annual Statement to Certificateholders as to Compliance for the year ended December 31, 1998, and mail such statement to the Certificateholders on or before the last day of March, 1999 and Independent Certified Public Accountants were required to prepare an annual report pertaining to the compliance of the Master Servicer with its servicing obligations pursuant to the Pooling and Servicing Agreement on or before the last day of March, 1999. The Annual Statement to Certificate-holders as to Compliance is included herewith as Exhibit 28.1 and the Annual Independent Certified Public Accountants' Report is included herewith as
Exhibit 28.2. The Statement to Certificateholders on December 28, 1998, is included herewith as Exhibit 28.3.

 Exhibit No.                  Description

              *3.1            Certificates of Incorporation of the
                              Companies

              *3.2            By-laws of the Companies

              *4              Pooling and Servicing Agreement

              28.1 Annual Statement to Certificateholders as to Compliance for the year ended
                              December 31, 1998.

              28.2            Annual Independent Certified Public
                              Accountants' Report.

              28.3            Report of Management on Compliance
                              with Minimum Servicing Standards.

              28.4            Statement to Certificateholders on
                              December 28, 1998.

* Incorporated by reference to the Exhibit of the same designation filed with the Issuer's Form S-3 registration statement declared effective October
30, 1997.

(b)    Reports on Form 8-K.
              Twelve reports on Form 8-K have been filed by the Issuer during the period covered by this report.

                                         Items Reported/Financial
Date of Reports on Form 8-K                               Statements Filed


              Janaury  26, 199Monthly Report for the December 1997 Monthly
                              Period relating to the ADVANTA Mortgage Loan
                              Asset- Backed Certificates 1997-4, Class
                              A-1, Class A-2, Class A-3, Class A-4, Class A-5, Class A-6, Class A-7, Class A-8, Class A-9, Class M-1, Class M-2 and Class B-1 issued by the ADVANTA Mortgage Loan Trust 1997-4.

              February 25, 199Monthly Report for the January 1998 Monthly
                              Period relating to the ADVANTA Mortgage Loan
                              Asset- Backed Certificates 1997-4, Class
                              A-1, Class A-2, Class A-3, Class A-4, Class A-5, Class A-6, Class A-7, Class A-8, Class A-9, Class M-1, Class M-2 and Class B-1 issued by the ADVANTA Mortgage Loan Trust 1997-4.

              March 25, 1998  Monthly Report for the February 1998 Monthly
                              Period relating to the ADVANTA Mortgage Loan
                              Asset- Backed Certificates 1997-4, Class
                              A-1, Class A-2, Class A-3, Class A-4, Class A-5, Class A-6, Class A-7, Class A-8, Class A-9, Class M-1, Class M-2 and Class B-1 issued by the ADVANTA Mortgage Loan Trust 1997-4.

              April 27, 1998  Monthly Report for the March 1998 Monthly
                              Period relating to the ADVANTA Mortgage Loan
                              Asset- Backed Certificates 1997-4, Class
                              A-1, Class A-2, Class A-3, Class A-4, Class A-5, Class A-6, Class A-7, Class A-8, Class A-9, Class M-1, Class M-2 and Class B-1 issued by the ADVANTA Mortgage Loan Trust 1997-4.

              May 26, 1998    Monthly Report for the April 1998 Monthly
                              Period relating to the ADVANTA Mortgage Loan
                              Asset- Backed Certificates 1997-4, Class
                              A-1, Class A-2, Class A-3, Class A-4, Class A-5,
                              Class A-6, Class A-7, Class A-8, Class A-9,
                              Class M-1, Class M-2 and Class B-1 issued by the ADVANTA Mortgage Loan Trust 1997-4.

              June 25, 1998   Monthly Report for the May 1998 Monthly
                              Period relating to the ADVANTA Mortgage Loan
                              Asset- Backed Certificates 1997-4, Class
                              A-1, Class A-2, Class A-3, Class A-4, Class A-5,
                              Class A-6, Class A-7, Class A-8, Class A-9,
                              Class M-1, Class M-2 and Class B-1 issued by the ADVANTA Mortgage Loan Trust 1997-4.

              July 27, 1998   Monthly Report for the June 1998 Monthly
                              Period relating to the ADVANTA Mortgage Loan
                              Asset- Backed Certificates 1997-4, Class
                              A-1, Class A-2, Class A-3, Class A-4, Class A-5,
                              Class A-6, Class A-7, Class A-8, Class A-9,
                              Class M-1, Class M-2 and Class B-1 issued by the ADVANTA Mortgage Loan Trust 1997-4.

              August 25, 1998 Monthly Report for the July 1998 Monthly
                              Period relating to the ADVANTA Mortgage Loan
                              Asset- Backed Certificates 1997-4, Class
                              A-1, Class A-2, Class A-3, Class A-4, Class A-5, Class A-6, Class A-7, Class A-8, Class A-9, Class M-1, Class M-2 and Class B-1 issued by the ADVANTA Mortgage Loan Trust 1997-4.

              September 25, 19Monthly Report for the August 1998 Monthly
                              Period relating to the ADVANTA Mortgage Loan
                              Asset- Backed Certificates 1997-4, Class
                              A-1, Class A-2, Class A-3, Class A-4, Class A-5, Class A-6, Class A-7, Class A-8, Class A-9, Class M-1, Class M-2 and Class B-1 issued by the ADVANTA Mortgage Loan Trust 1997-4.

              October 26, 1998Monthly Report for the September 1998 Monthly
                              Period relating to the ADVANTA Mortgage Loan
                              Asset- Backed Certificates 1997-4, Class
                              A-1, Class A-2, Class A-3, Class A-4, Class A-5, Class A-6, Class A-7, Class A-8, Class A-9, Class M-1, Class M-2 and Class B-1 issued by the ADVANTA Mortgage Loan Trust 1997-4.

              November 25, 199Monthly Report for the October 1998 Monthly
                              Period relating to the ADVANTA Mortgage Loan
                              Asset- Backed Certificates 1997-4, Class
                              A-1, Class A-2, Class A-3, Class A-4, Class A-5, Class A-6, Class A-7, Class A-8, Class A-9, Class M-1, Class M-2 and Class B-1 issued by the ADVANTA Mortgage Loan Trust 1997-4.

              December 28, 199Monthly Report for the November 1998 Monthly
                              Period relating to the ADVANTA Mortgage Loan
                              Asset- Backed Certificates 1997-4, Class
                              A-1, Class A-2, Class A-3, Class A-4, Class A-5, Class A-6, Class A-7, Class A-8, Class A-9, Class M-1, Class M-2 and Class B-1 issued by the ADVANTA Mortgage Loan Trust 1997-4.

(c)    See "Item 14(a) (3)-Exhibits".
(d)    Not applicable.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANTA Mortgage Corp., USA,
as Master Servicer and on behalf of

ADVANTA Mortgage Loan Trust 1997-4
                 Registrant


BY;      /s/ William P. Garland
              William P. Garland
              Senior Vice President
              Loan Service Administration



March 31, 1999


INDEX TO EXHIBITS (Item 14(c))

  Exhibit #                     Description

*3.1                          Certificates of Incorporation of the Companies

*3.2                          By-laws of the Companies.

*4                            Pooling and Servicing Agreement

28.1 Annual Statement to Certificateholders as to Compliance for the year ended December 31, 1998.

28.2 Annual Independent Certified Public Account-ants' Report.

28.3                          Report of Management on Compliance with
                              Minimum Servicing Standards.

28.4                          Statement to Certificateholders on December 28,
                              1998.

* Incorporated by reference to the Exhibit of the same designation filed with the Issuer's Form S-3 registration statement declared effective October, 30, 1997.

                                              EXHIBIT 28.1
March 24, 1999

Bankers Trust Company(293)
Attention:  Mark McNeill
3 Park Plaza --  16th Floor
Irvine, CA  92714


RE:  Annual Statement as to Compliance

Pursuant to that certain Loan Servicing Agreement ("Agreement") dated as of
December 1, 1997, relating to ADVANTA Mortgage Loan Trust 1997-4, I,
William P. Garland, hereby certify that (I) a review of the activities of the Servicer during the preceding year and the performance under this Agreement has been made under my supervision, and (II) to the best of my knowledge, based on such review, the Servicer has fulfilled all its obligations under this Agreement for such year.

Sincerely,



BY;      /s/ William P. Garland
              William P. Garland
              Senior Vice President
              Loan Service Administration

WPG/cg

cc:     Mr. James L. Shreero
         Mary T. Woehr, Esq.
         Mr. Mark Casale

                                              EXHIBIT 28.2
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To ADVANTA Mortgage Corp. USA:

We have examined management's assertion, included in the accompanying Report of Management on Compliance with Minimum Servicing Standards, that Advanta
Mortgage Corp. USA, an indirect wholly-owned subsidiary of Advanta Corp., complied with the minimum servicing standards identified in the Mortgage Bankers Association of
America's Uniform Single Attestation Program for Mortgage Bankers (USAP) and that
Advanta Mortgage Corp. USA had in effect fidelity bond coverage in the amount of $15 million and mortgage contingent liability protection coverage in the amount of $5 million per occurrence as of and during the year ended December 31, 1998.  As discussed in the accompanying Report of Management on Compliance with Minimum Servicing
Standards, Management is responsible for Advanta Mortgage Corp. USA's compliance with those minimum servicing standards and for maintaining a fidelity bond and errors and omissions policies.  Our responsibility is to express an opinion on management's assertion about Advanta Mortgage Corp. USA's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Advanta Mortgage Corp. USA's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances.  We believe that our examination provides a reasonable basis for our opinion.  Our examination does not provide a legal determination on Advanta Mortgage Corp. USA's compliance with the minimum servicing standards.

In our opinion, management's assertion that Advanta Mortgage Corp. USA complied with the aforementioned minimum servicing standards and that Advanta Mortgage Corp. USA had in effect fidelity bond coverage in the amount of $15 million and mortgage contingent liability protection coverage in the amount of $5 million per occurrence as of and during the year ended December 31, 1998 is fairly stated, in all material respects.

BY;      /s/ Arthur Andersen LLP

Philadelphia, PA
January 26, 1999

                                              EXHIBIT 28.3
REPORT OF MANAGEMENT ON COMPLIANCE WITH
MINIMUM SERVICING STANDARDS


As of and during the year ended December 31, 1998, Advanta Mortgage Corp. USA has complied in all material respects with the minimum servicing standards as set forth in the
Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage
Bankers.  As of and during the same period, Advanta Mortgage Corp. USA had in effect fidelity bond coverage in the amount of $15 million and mortgage contingent liability protection coverage in the amount of $5 million per occurrence.


BY;      /s/ William P. Garland               BY;      /s/ James L. Shreero
              William P. Garland                              James L. Shreero
              Senior Vice President                           Senior Vice President
              Loan Servicing                                  and Chief Financial
                                                              Officer
                                                              Finance and Accounting


                                              EXHIBIT 28.4

              ADVANTA Mortgage Loan Trust 1997-4

                         Statement to Certificateholders

              Original        Prior
              Face            Principal
Class         Value           Balance         Interest        Principal      Total
A-1               146,039,000.      48,476,738           230,2    14,351,463.      14,581,751.62
A-2                 91,159,000      91,159,000           496,0                          496,056.89
A-3                 33,579,000      33,579,000           183,2                          183,285.37
A-4                 59,837,000      59,837,000           332,0                          332,095.35
A-5                 15,601,000      15,601,000            87,3                           87,365.60
A-6                 41,285,000      41,285,000           244,2                          244,269.58
A-7                 50,000,000      50,000,000           276,2                          276,250.00
A-8                 98,000,000      58,277,756           278,4      4,821,992        5,100,441.92
A-9               302,000,000.    234,690,563.        1,136,40      8,036,653        9,173,059.16
A-IO                                                     208,333.33                     208,333.33
B-1                 15,000,000      15,000,000            94,2                           94,250.00
M-1                 17,500,000      17,500,000           102,6                          102,666.67
M-2                 30,000,000      30,000,000           181,0                          181,000.00
R                                                     1,910,46                       1,910,469.77

Totals            900,000,000.    695,406,058.        5,761,18    27,210,109.      32,971,295.26

                                              Current         Pass-Through
              Realized        Deferred        Principal       Rates
Class         Losses          Interest        Balance         Current        Next
A-1                                                 34,125,274      5.182340%       5.764380%
A-2                                                 91,159,000      6.530000%       6.530000%
A-3                                                 33,579,000      6.550000%       6.550000%
A-4                                                 59,837,000      6.660000%       6.660000%
A-5                                                 15,601,000      6.720000%       6.720000%
A-6                                                 41,285,000      7.100000%       7.100000%
A-7                                                 50,000,000      6.630000%       6.630000%
A-8                                                 53,455,764      5.212340%       5.794380%
A-9                                               226,653,909.      5.282340%       5.864380%
A-IO                                                                5.000000%       5.000000%
B-1                                                 15,000,000      7.540000%       7.540000%
M-1                                                 17,500,000      7.040000%       7.040000%
M-2                                                 30,000,000      7.240000%       7.240000%
R                                                                   0.000000%       0.000000%

Totals                                            668,195,948.60

                              Prior                                                          Current
                              Principal                                                      Principal
Class         CUSIP           Balance         Interest        Principal      Total           Balance
A-1              00755WEC6          331.943786        1.576892      98.271447       99.848339     233.672339
A-2              00755WED4                1000        5.441667              0        5.441667           1000
A-3              00755WEE2                1000        5.458333              0        5.458333           1000
A-4              00755WEF9                1000            5.55              0            5.55           1000
A-5              00755WEG7                1000             5.6              0             5.6           1000
A-6              00755WEH5                1000        5.916667              0        5.916667           1000
A-7              00755WEJ1                1000           5.525              0           5.525           1000
A-8              00755WEL6          594.670983        2.841325      49.204001       52.045326     545.466983
A-9              00755WEM4           777.12107        3.762933      26.611435       30.374368     750.509634
A-IO             00755WEK8                1000        4.166667              0        4.166667              0
B-1              00755WEQ5                1000        6.283333              0        6.283333           1000
M-1              00755WEN2                1000        5.866667              0        5.866667           1000
M-2              00755WEP7                1000        6.033333              0        6.033333           1000
R                AM9704114                   0        2.122744              0        2.122744              0

Delinquent Loan Information:
                                                              90+ Days       Loans           Loans
                              30-59           60-89           excldg f/c,REO in              in
                              Days            Days            & Bkrptcy      REO             Foreclosure
Group 1       Principal Balanc      14,835,737        5,750,16      1,878,906        2,029,43    11,798,452.
              % of Pool Balanc        3.70350%        1.43544%       0.46904%        0.50662%       2.94530%
              Number of Loans              272              96             43              28            213
              % of Loans              3.93405%        1.38849%       0.62193%        0.40498%       3.08071%
Group 2       Principal Balanc      12,946,991        4,156,02      2,333,996        2,819,96    15,024,067.
              % of Pool Balanc        4.38718%        1.40830%       0.79089%        0.95556%       5.09101%
              Number of Loans              155              46             29              27            163
              % of Loans              4.50189%        1.33604%       0.84229%        0.78420%       4.73424%

                                              Loans in Bankrup       Group 1         5,206,748.93
                                                                     Group 2         5,472,010.64
                                                                                   10,678,759.57

General Mortgage Loan Information:
                                                                  Group I        Group II         Total
Beginning Aggregate Mortgage Loan Balance                        414,937,882.    307,730,929.   722,668,811.
Principal Reduction                                               14,351,462.      12,588,565    26,940,028.
Ending Aggregate Mortgage Loan Balance                           400,586,418.    295,109,931.   695,696,350.

Beginning Aggregate Mortgage Loan Count                                  7161            3591          10752
Ending Aggregate Mortgage Loan Count                                     6914            3443          10357

Current Weighted Average Coupon Rate                               10.537137%      10.543516%     10.539854%
Next Weighted Average Coupon Rate                                  10.537037%      10.541004%     10.538720%

Mortgage Loan Principal Reduction Information:
                                                                  Group I        Group II         Total
Scheduled Principal                                                    784,08           298,7      1,082,837
Curtailments
Prepayments                                                       13,544,382.      12,163,890    25,708,273.
Repurchases/Substitutions
Liquidation Proceeds                                                     22,9           158,3         181,35
Other Principal

Less: Realized Losses                                                                    32,4           32,4
Less: Delinquent Principal not Advanced by Servicer

Total Principal Reduction                                         14,351,462.      12,588,565    26,940,028.

Servicer Information:
                                                                  Group I        Group II         Total
Accrued Servicing Fee for the Current Period                           125,41            90,4         215,81
Less: Amounts to Cover Interest Shortfalls                                5,5              2,            7,8
Less: Delinquent Service Fees                                            47,4            37,8           85,3
Collected Servicing Fees for Current Period:                             72,3            50,2         122,61

Advanced Principal                                                       65,6            12,7           78,3
Advanced Interest                                                   1,015,474           791,0      1,806,525

                              Other           Subordination
              Prepayment      Unscheduled     Increase        Applied        Realized Loss   Unpaid
              Principal       Principal       Principal       Realized Loss  Amortization    Realized Loss
Class         Distributed     Distributed     Distributed     Amount         Amount          Amount
A-1                 13,544,382            22,9
A-2
A-3
A-4
A-5
A-6
A-7
A-8                   4,561,45            59,3           101,2                           32,4
A-9                   7,602,43            98,9           168,7
A-IO
B-1
M-1
M-2
R

Total               25,708,273           181,3           270,0                           32,4

                                                   Prior                                         Current
                   Has a           Senior        Overcolla-        Extra                       Overcolla-
               Trigger Event    Enhancement     Teralization     Principal      Realized      Teralization
                  Occurred       Percentage        Amount       Distributed    Loss Amount       Amount
Group I              No             18.722588%      12,500,144                                   12,500,144.
Group II            N/A             N/A             14,762,609         270,07            32,4    15,000,257.

Total                                               27,262,753         270,08            32,4    27,500,402.

                   Target
                 Overcolla-        Prior          Current       Cumulative        Prior       Unreimbursed
                Teralization     Realized        Realized        Realized      Unreimbursed   Servicing Fee
                   Amount          Losses          Losses         Losses      Servicing Fee        Due
Group I             12,500,144      65,739.98            1.00      65,740.98            0.00       N/A
Group II            15,000,257      67,828.47       32,431.75     100,260.22            0.00       N/A

Total               27,500,402     133,568.45       32,432.75     166,001.20            0.00           0.00

                Unreimbursed     Cumulative
               Servicing Fee    Unreimbursed
                    Paid       Servicing Fee
Group I             N/A                  0.00
Group II            N/A                  0.00

Total                    0.00            0.00


MISCELLANEOUS INFORMATION:
Class A-IO Notional Balance                                       50,000,000.00

Group II Insured Payment Included in amounts Distributed to Cl                      -



TOTAL AVAILABLE FUNDS:
              Current Interest Collected:                           4,455,527.56

              Principal Collected:                                26,712,741.94

              Insurance Proceeds Received:                                          -

              Net Liquidation Proceeds:                                148,917.73

              Delinquency Advances on Mortgage Interest:            1,806,525.37

              Delinquency Advances on Mortgage Principal                 78,368.94

              Substitution Amounts:                                                 -

              Trust Termination Proceeds:                                           -

              Investment Earnings on Certificate Account:                25,308.87

              Capitalized Interest Requirement:                                     -

              Pre-Funding Account:                                                  -

              Sum of the Above Amounts:                                            33,227,390.41

LESS:

              Servicing Fees (including PPIS):                         215,811.99

              Dealer Reserve:                                                       -

              Trustee Fees:                                               5,269.46

              Insurance Premiums:                                        35,013.71

              Reimbursement of Delinquency Advances:                                -

              Reimbursements of Servicing Advances:                                 -

              Total Reductions to Available Funds Amount:                               256,095.16

              Total Available Funds:                                                             32,971,295.